Form 10-Q
period 1999-09-30
GST NETWORK FUNDING INC
filed 1999-11-15
CIK 1061456

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

                          Commission file number
                                                 ------

                            GST NETWORK FUNDING, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

       DELAWARE                                                      13-4001870
----------------------                                            -------------
(State or Other Jurisdiction                       (IRS Employer Identification
 of Incorporation or Organization)               Number)


       4001 Main Street, Vancouver, WA                                   98663
---------------------------------------                                 ------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's Telephone Number, Including Area Code: (360) 356-7100
                                                    --------------

                                       N/A
-------------------------------------------------------------------------------

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

                  THE REGISTRANT MEETS THE CONDITIONS SET FORTH
               IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q
                 AND IS THEREFORE FILING THIS FORM 10-Q WITH THE
                 REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No  X
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 10, 1999, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                        GST NETWORK FUNDING, INC.


                                  INDEX

                                                                                          PAGE(S)
                                                                                          -------
                       PART I: FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

          Balance Sheets - September 30, 1999 and December 31, 1998                           2

          Statements of Operations
          - Three Months Ended September 30, 1999 and 1998 and Nine Months
          Ended September 30, 1999 and period from April 16, 1998 (date of
          inception) to September 30, 1998                                                    3

          Statements of Cash Flows
          - Nine Months Ended September 30, 1999 and period from April 16, 1998 (date
          of inception) to September 30, 1998                                                 4

          Notes to Financial Statements                                                       5



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
          NARRATIVE)                                                                          5-6

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                          6


                       PART II: OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                    6


SIGNATURES                                                                                    7

                                  GST NETWORK FUNDING, INC.

                                       BALANCE SHEETS

                          September 30, 1999 and December 31, 1998

                            (In thousands, except share amounts)

                                                                SEPTEMBER 30,          DECEMBER 31,     (1)
                         ASSETS                                     1999                   1998
                                                             --------------------   -------------------
Restricted investments.............................                    56,105                230,014
Notes receivable from parent.......................                   255,426                 71,342
Commitment fees receivable from parent.............                    26,717                 14,256
Interest receivable from parent....................                    11,481                    852
Deferred financing costs, net......................                     9,458                 10,285
                                                             --------------------   -------------------

                                                          $           359,187     $          326,749
                                                             ====================   ===================

          LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Accrued liabilities                                                    30                     52
    Accrued interest payable                                              687                    396
    Accrued income taxes payable to parent                             19,985                  8,472
    Other payable to parent                                               720                    519
                                                             --------------------   -------------------

                                                                       21,422                  9,439
                                                             --------------------   -------------------

Long-term debt.....................................                   346,565                320,997

Shareholder's deficit:
    Common stock:
      Authorized - 1,000 of $.01 par
        common shares; issued and
        outstanding - 100 shares...................                        --                     --
    Additional paid-in capital.....................                     2,000                  2,000
    Accumulated deficit............................                   (10,800)                (5,687)
                                                             --------------------   -------------------

                                                                       (8,800)                (3,687)
                                                             --------------------   -------------------

                                                          $           359,187     $          326,749
                                                             ====================   ===================

(1) The information in this column was derived from GST Network Funding, Inc.'s audited financial statements as of December 31, 1998.

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                            Statements of Operations

                                 (In thousands)

                                                                                                       PERIOD FROM
                                                     THREE MONTHS                 NINE MONTHS         APRIL 16, 1998
                                                 ENDED SEPTEMBER 30,                 ENDED         (DATE OF INCEPTION)
                                            -------------------------------      SEPTEMBER 30,       TO SEPTEMBER 30,
                                                1999             1998                1999                  1998
                                            -------------    --------------    -----------------   -------------------
Revenues:
  Interest income                         $        8,553  $         4,421   $            21,400  $             6,767
  Commitment fee income                            2,267            5,682                12,461                9,257
                                           -------------    --------------    -----------------    --------------------

     Total revenues                               10,820           10,103                33,861               16,024
                                           -------------    --------------    -----------------    --------------------

Operating costs and expenses:
  Interest expense                                 9,414            8,474                27,461               13,769
                                           -------------    --------------    -----------------    --------------------

     Income before income taxes                    1,406            1,629                 6,400                2,255
                                           -------------    --------------    -----------------    --------------------

Income tax expense (benefit):
  Current                                          3,679            3,435                11,513                5,448
  Deferred                                            --               --                    --                   --
                                           -------------    --------------    -----------------    --------------------

     Net loss                             $       (2,273) $        (1,806)  $            (5,113) $            (3,193)
                                           =============    ==============    =================    ====================

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)


                                                                                             PERIOD FROM
                                                                       NINE MONTHS          APRIL 16, 1998
                                                                          ENDED           (DATE OF INCEPTION)
                                                                      SEPTEMBER 30,        TO SEPTEMBER 30,
                                                                          1999                   1998
                                                                   --------------------   -------------------
Operations:
    Net loss..............................................      $            (5,113)    $           (3,193)
    Items not involving cash:
      Amortization of deferred financing costs............                      827                    927
      Accretion of interest...............................                   25,568                 12,841
    Changes in non-cash operating working capital:
      Commitment fee receivable from parent...............                  (12,461)                (9,257)
      Interest receivable from parent.....................                  (10,629)                   (38)
      Other accrued liabilities...........................                      (22)                    --
      Accrued interest payable............................                      291                     --
      Accrued income taxes payable to parent..............                   11,513                  5,448
      Other payable to parent.............................                      201                    514
                                                                   --------------------   -------------------

              Cash provided by operations.................                   10,175                  7,242
                                                                   --------------------   -------------------

Investing:
    Change in investments restricted for
      fixed asset purchases...............................                  173,909               (291,940)
    Notes receivable from parent..........................                 (184,084)                (6,283)
                                                                   --------------------   -------------------

              Cash used in investing activities...........                  (10,175)              (298,223)
                                                                   --------------------   -------------------

Financing:
    Proceeds from issuance of long-term debt..............                       --                299,995
    Deferred debt financing costs.........................                       --                (11,014)
    Proceeds from investment by parent....................                       --                  2,000
                                                                   --------------------   -------------------

              Cash provided by financing activities.......                       --                290,981
                                                                   --------------------   -------------------

              Increase in cash and cash equivalents.......                       --                     --

Cash and cash equivalents, beginning of period............                       --                     --
                                                                   --------------------   -------------------

Cash and cash equivalents, end of period..................      $                --     $               --
                                                                   ====================   ===================

Supplemental disclosure of cash flow information:
    Cash paid for interest................................      $                --    $                --

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                          Notes to Financial Statements

                                   (Unaudited)



1.    BASIS OF PRESENTATION

         The accompanying financial statements of GST Network Funding, Inc. ("GST Network") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Network's audited financial statements for the period from April 16, 1998 (date of inception) to December 31, 1998, as included in GST Network's Report on Form S-4/A filed on August 27, 1999.

2.    NET INCOME (LOSS) PER SHARE AND SHAREHOLDER'S EQUITY

         GST Network does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. ("GST USA"), income (loss) per share data is meaningless and is not presented in the accompanying financial statements.

3.   RECENT DEVELOPMENTS

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in GST Funding's registration statement on Form S-4/A dated August 27, 1999 in which GST Network disclosed potential technical violations of certain debt covenants. On September 16, 1999, GST Telecommunications, Inc. ("GST") received $30.0 million from Global Light Telecommunications, Inc. and others in connections with the settlement of various lawsuits. See "Legal Proceedings" in Part II: Other Information in GST's Form 10-Q for the period ended September 30, 1999. As a result, GST Network believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to GST Network's debt issuance.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         GST Network was formed on April 16, 1998 for the purpose of issuing $500.0 million principal amount at maturity of 10.5% Senior Secured Discount Notes (the "1998 Notes") and financing the purchase of telecommunications equipment. GST Network acts as purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the 1998 Notes Offering. GST Network has only a limited operating history.

         As of September 30, 1999, GST Network had purchased approximately $250.2 million of equipment and held restricted investments of approximately $56.1 million restricted for the purchase of equipment. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

OPERATIONS

         The operations of GST Network are limited to (i) purchasing equipment, (ii) selling equipment to GST USA, (iii) receiving payments under intercompany notes, (iv) making payments of interest and principal on the 1998 Notes, and (v) fulfilling its obligations under the indenture relating to the 1998 Notes, the pledge agreement relating to the security interest in the Senior Secured Notes and the registration rights agreement relating to the 1998 Notes. GST Network satisfied its obligations under such registration rights agreement in September 1999, upon the consummation of an exchange offer for the 1998 Notes.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE MARKET RISK

         GST Network has fixed income investments consisting of cash equivalents and short-term investments in U.S. government debt instruments.

         Interest income earned on GST Network's investment portfolio is affected by changes in the general level of U.S. interest rates. GST Network believes that it is not exposed to significant changes in fair value because such investments are composed of Government debt instruments and the maturities are short term. The fair value of each investment approximates amortized cost, and long term securities have maturities of less than three months.

         GST Network does not use derivative financial instruments to manage its interest rate risk. GST Network's long-term debt had a book value of $346,565 and a market value of $360,863 at September 30, 1999.


                     PART II: OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None.

                             S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.





      Date: NOVEMBER 15, 1999       GST NETWORK FUNDING, INC.
            -----------------              (Registrant)





                                    /s/ Daniel L. Trampush
                                    -------------------------------------------
                                    Daniel L. Trampush,
                                    (Senior Vice President and Chief Financial
                                    Officer)