Form 10-K405
period 1999-12-31
GST NETWORK FUNDING INC
filed 2000-03-30
CIK 1061456

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ------------------

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________.

                         Commission file number 000-22330

                            GST NETWORK FUNDING, INC.

             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                  13-4001870
 (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


                  4001 Main Street, Vancouver, Washington 98663

      (Address of Principal Executive Offices)             (Zip Code)

    Registrant's telephone number, including area code: (360) 356-7100

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
       I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K
            WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At March 27, 2000, there were outstanding 100 shares of the Registrant's common stock, $.01 par value per share.


                                    TABLE OF CONTENTS

PART I    Item 1.   Business.............................................   2
          Item 2.   Properties...........................................   2
          Item 3.   Legal Proceedings....................................   2
PART II   Item 5.   Market for Registrant's Common Equity and
                      Related Stockholder Matters........................   2
          Item 7.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operation.......   3
          Item 7A.  Quantitative and Qualitative Disclosures About
                      Market Risk........................................   3
          Item 8.   Financial Statements and Supplementary Data..........   4
          Item 9.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure................   4
PART IV   Item 14.  Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K................................   4

SIGNATURES...............................................................   6

INDEX TO FINANCIAL STATEMENTS............................................ F-1

ITEM 1.   BUSINESS.

OVERVIEW

         GST Network Funding, Inc. ("GST Network") is a special purpose finance subsidiary of GST Telecommunications, Inc. ("GST"). GST Network was formed on April 16, 1998 for the purpose of issuing $500.0 million principal amount at maturity of 10.5% Senior Secured Discount Notes due 2008 (the "1998 Notes") that were sold in a private placement in May 1998 (the "May Offering") and financing the purchase of telecommunications equipment with the proceeds of the May Offering. GST Network acts as purchasing agent for GST USA Inc. ("GST USA"), a wholly owned subsidiary of GST and the parent of GST Network, and sells to GST USA, the equipment it purchases with the proceeds from the 1998 Notes.

         GST is a facilities-based integrated communications provider, or ICP, offering voice, data and Internet services throughout the western United States. By providing service over its own network facilities, it is able to lower and control its costs while also developing flexible products to meet the needs of both small and large business customers. Its current products include data transport, high-speed Internet access, voice services, including a bundled offering of local and long distance services, and wholesale services, including dark fiber and conduit rights.

ITEM 2.  PROPERTIES.

         GST Network neither owns nor leases material properties.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which GST Network is a party. GST Network knows of no threatened or pending material legal action against it.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for GST Network's common equity. All of the issued and outstanding shares of such common equity are owned by GST USA.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         GST Network was formed on April 16, 1998 for the purpose of issuing the 1998 Notes and financing the purchase of telecommunications equipment. GST Network acts as purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the 1998 Notes. GST Network has only a limited operating history.

         As of December 31, 1999, GST Network had purchased approximately $300.9 million of equipment and holds restricted investments of approximately $9.8 million restricted for the purchase of equipment. All of such equipment has been sold to GST USA in exchange for intercompany notes due May 1, 2003 (the Intercompany Notes). Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

OPERATIONS

         The operations of GST Network are limited to (i) purchasing equipment, (ii) selling equipment to GST USA, (iii) receiving payments under the Intercompany Notes, (iv) making payments of interest and principal on the 1998 Notes, and (v) fulfilling its obligations under the indenture relating to the 1998 Notes, the pledge agreement relating to the security interest in the Senior Secured Notes and the registration rights agreement relating to the 1998 Notes. GST Network satisfied its obligations under such registration rights agreement in September 1999, upon the consummation of an exchange offer for the 1998 Notes.

NET LOSS

         Net loss of $8.9 million for the year ended December 31, 1999 includes the following components: (i) interest income of $31.5 million for the year ended December 31, 1999 relating to interest earned on proceeds from the May Offering and from interest earned on the Intercompany Notes, (ii) commitment fee income of $10.7 million earned from GST USA, (iii) interest expense of $36.8 million relating to the 1998 Notes and (iv) income tax expense of $14.4 million.

         Net loss of $5.7 million for the period from April 16, 1998 (date of inception) to December 31, 1998 includes the following components: (i) interest income of $10.7 million related to interest earned on the proceeds from the May Offering, (ii) commitment fee income of $14.3 million earned from GST USA, (iii) interest expense of $22.1 million relating to the 1998 Notes and (iv) income tax expense of $8.5 million. The increases in each of these components for the year ended December 31, 1999 compared to the period from April 16, 1998 (date of inception) to December 31, 1998 relates to the fact that GST Network was not formed until April 1998 and the 1998 Notes were not offered until May 1998.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         GST Network has fixed income investments consisting of cash equivalents and short-term investments in U.S. government debt instruments.

         Interest income earned on GST Network's investment portfolio is affected by changes in the general level of U.S. interest rates. GST network believes that it is not exposed to significant changes in fair value because such investments are composed of government debt instruments and the maturities are short-term. The fair value of each investment approximates amortized cost, and long term securities have maturities of less than three months.

         GST Network does not use derivative financial instruments to manage its interest rate risk. GST Network's long-term debt had a book value of $355,587 and $320,997 at December 1999 and 1998, respectively, and a market value of $242,500 and $239,555 at December 31, 1999 and 1998, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:  see the Index to Financial Statements.

         Exhibits:

         *3(a)    Certificate of Incorporation of GST Network.
         *3(b)    By-Laws of GST Network.
         *4(a)    Indenture dated as of May 4, 1998, by and among GST Network,
                  GST, GST USA and United States Trust Company of New York.
         *10(a)   Collateral Pledge and Security Agreement dated as of May 4,
                  1998, by and among GST Network, United States Trust Company of
                  New York and the holders of the Notes as defined therein.
         **27     Financial Data Schedule.
--------------------------
* Incorporated by reference to GST Network's Registration Statement on Form S-4 (No.333-60645).
**       Filed herewith.

(b)      Reports on Form 8-K:  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, State of Washington, on the 30th day of March, 2000.

                                  GST NETWORK FUNDING, INC.


                                       By: /s/ Robert A. Ferchat
                                           --------------------------------
                                           Robert A. Ferchat,
                                           Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert A. Ferchat and Thomas M. Malone his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities on March 30, 2000.

       SIGNATURE                           TITLE
       ---------                           -----

/s/ Robert A. Ferchat         Chairman of the Board and Director
---------------------------
      (Robert A. Ferchat)

/s/ Thomas M. Malone          Acting President and Chief Executive Officer
---------------------------   (Principal Executive Officer) and Director
      (Thomas M. Malone)

/s/ George B. Cobbe           Director
---------------------------
      (George B. Cobbe)

/s/ Daniel L. Trampush        Senior Vice President and Chief Financial Officer
---------------------------   (Principal Financial Officer)
      (Daniel L. Trampush)

                            GST NETWORK FUNDING, INC.


                          Index to Financial Statements

                                                                                      Page
                                                                                      ----

Independent Auditors' Report..........................................................F - 2

Balance Sheets at December 31, 1999 and 1998..........................................F - 3

Statements of Operations
     for the year ended December 31, 1999 and the
     period from April 16, 1998 (date of inception)
     to December 31, 1998.............................................................F - 4

Statements of Shareholder's Deficit for the year ended December 31,
     1999 and the period from April 16, 1998 (date of inception)
     to December 31, 1998.............................................................F - 5

Statements of Cash Flows
     for the year ended December 31, 1999 and the
     period from April 16, 1998 (date of inception)
     to December 31, 1998.............................................................F - 6

Notes to Financial Statements.........................................................F - 7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholder
GST Network Funding, Inc.:


         We have audited the accompanying balance sheets of GST Network Funding, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholder's deficit, and cash flows for the year ended December 31, 1999 and for the period from April 16, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GST Network Funding, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the year ended December 31, 1999 and for the period from April 16, 1998 (date of inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Portland, Oregon
March 17, 2000

                            GST NETWORK FUNDING, INC.

                                 Balance Sheets

                      (In thousands, except share amounts)


                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                                                1999                1998
                                                                             ---------           ---------
                                  ASSETS
Restricted investments                                                       $   9,848           $ 230,014
Notes receivable from parent                                                   319,336              71,342
Commitment fees receivable from parent                                          24,942              14,256
Interest receivable from parent                                                  6,851                 852
Deferred financing costs, net                                                    9,182              10,285
                                                                             ---------           ---------
                 Total assets                                                $ 370,159           $ 326,749
                                                                             =========           =========

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
     Accrued liabilities                                                     $      18           $      52
     Accrued interest payable                                                        -                 396
     Accrued income taxes payable to parent                                     22,827               8,472
     Other payable to parent                                                     4,306                 519
                                                                             ---------           ---------
                                                                                27,151               9,439
                                                                             ---------           ---------
Long-term debt                                                                 355,587             320,997

Shareholder's deficit:
     Common shares:
        1,000 shares authorized, 100 shares issued and outstanding,
           $.01 par common shares                                                    -                   -
        Additional paid-in capital                                               2,000               2,000
        Accumulated deficit                                                    (14,579)             (5,687)
                                                                             ---------           ---------
                                                                               (12,579)             (3,687)
                                                                             ---------           ---------
                 Total liabilities and shareholder's deficit                 $ 370,159           $ 326,749
                                                                             =========           =========

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                            Statements of Operations

                      (In thousands, except share amounts)

                                                                     PERIOD FROM
                                                                    APRIL 16, 1998
                                                                       (DATE OF
                                                    YEAR ENDED       INCEPTION) TO
                                                   DECEMBER 31,      DECEMBER 31,
                                                       1999              1998
                                                   ------------     --------------
Revenues:
     Interest income                               $ 31,536           $ 10,661
     Commitment fee income                           10,686             14,256
                                                   --------           --------
                 Total revenues                      42,222             24,917
                                                   --------           --------

Operating costs and expenses:
     Interest expense                                36,759             22,132
                                                   --------           --------

                 Income before income taxes           5,463              2,785
                                                   --------           --------
Income tax expense:
     Current                                         14,355              8,472
     Deferred                                             -                  -
                                                   --------           --------
                                                     14,355              8,472
                                                   --------           --------
                 Net loss                          $ (8,892)          $ (5,687)
                                                   ========           ========

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                       Statements of Shareholder's Deficit

                      (In thousands, except share amounts)

                                             COMMON SHARES          ADDITIONAL                             TOTAL
                                           ------------------        PAID-IN         ACCUMULATED        SHAREHOLDER'S
                                           SHARES      AMOUNT        CAPITAL           DEFICIT            DEFICIT
                                           ------      ------       ----------       -----------        -------------

Balances, April 16, 1998
  (at date of inception)                    100        $  -          $      1          $      -           $      1

Capital investment by parent                  -           -             1,999                 -              1,999
Net loss                                      -           -                 -            (5,687)            (5,687)
                                           ------      ------       ----------       -----------        -------------
Balances, December 31, 1998                 100           -             2,000            (5,687)            (3,687)

Net loss                                      -           -                 -            (8,892)            (8,892)
                                           ------      ------       ----------       -----------        -------------
Balances, December 31, 1999                 100        $  -          $  2,000          $(14,579)          $(12,579)
                                           ------      ------       ----------       -----------        -------------
                                           ------      ------       ----------       -----------        -------------

See accompanying notes to financial statements.

                            GST NETWORK FUNDING, INC.

                            Statements of Cash Flows

                                 (In thousands)

                                                                                         PERIOD FROM
                                                                                        APRIL 16, 1998
                                                                                           (DATE OF
                                                                     YEAR ENDED          INCEPTION) TO
                                                                     DECEMBER 31,        DECEMBER 31,
                                                                        1999                 1998
                                                                     ------------       -------------
Operations:
     Net loss                                                        $  (8,892)          $  (5,687)
     Adjustments to reconcile net loss to net cash
        provided by operations:
           Amortization of deferred financing costs                      1,103                 735
           Accretion of interest                                        34,590              21,002
           Changes in non-cash operating working capital:
              Commitment fee receivable from parent                    (10,686)            (14,256)
              Interest receivable from parent                           (5,999)               (852)
              Other accrued liabilities                                    (34)                 52
              Accrued interest payable                                    (396)                396
              Accrued income taxes payable to parent                    14,355               8,472
              Other payable to parent                                    3,787                 519
                                                                     ------------       -------------
                    Cash provided by operations                         27,828              10,381
                                                                     ------------       -------------
Investments:
     Change in investments restricted for the
        purchase of property and equipment                             220,166            (230,014)
     Notes receivable from parent                                     (247,994)            (71,342)
                                                                     ------------       -------------
                    Cash used in investing activities                  (27,828)           (301,356)
                                                                     ------------       -------------
Financing:
     Proceeds from long-term debt                                            -             299,995
     Deferred debt financing costs                                           -             (11,020)
     Proceeds from investment by parent                                      -               1,999
                                                                     ------------       -------------
                    Cash provided by financing activities                    -             290,974
                                                                     ------------       -------------
                    Increase (decrease) in cash and cash
                        equivalents                                          -                  (1)

Cash and cash equivalents, beginning of period                               -                   1
                                                                     ------------       -------------
Cash and cash equivalents, end of period                             $       -           $       -
                                                                     ------------       -------------
                                                                     ------------       -------------


See accompanying notes to financial statements

                            GST NETWORK FUNDING, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998

                                 (In thousands)




(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE COMPANY

         GST Network Funding, Inc. (the Company) was formed on April 16, 1998. The Company is a wholly-owned subsidiary of GST USA, Inc. (GST USA), which is a wholly-owned subsidiary of GST Telecommunications, Inc.
         (GST).

         The Company's operations are limited to (i) purchasing equipment, (ii) selling equipment to GST USA, (iii) receiving payments under intercompany notes, and (iv) making payments of interest and principal on the $500,000 aggregate principal amount at maturity of 10.5% Senior Secured Discount Notes due 2008 (the Senior Secured Discount Notes).

         RESTRICTED INVESTMENTS

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

         The Company classifies its restricted investments, consisting of $9,848 and $230,014 at December 31, 1999 and 1998 respectively, in U.S. Treasury securities as available-for-sale. These investments are restricted for the purchase and installation of network assets. Restricted investments are recorded at amortized cost which approximates the fair value of such securities at December 31, 1999 and 1998.

         DEFERRED FINANCING COSTS

         Deferred financing costs, consisting of legal, accounting and underwriting fees related to the May 1998 debt offering, have been deferred and are being amortized to interest expense over the life of the notes. Amounts amortized totaled $1,103 and $735 for the year ended December 31, 1999 and for the period from April 16, 1998 (date of inception) to December 31, 1998, respectively. The Company amortizes deferred financing costs using the straight-line method.

                            GST NETWORK FUNDING, INC.

                                 (In thousands)

         INCOME TAXES

         The Company accounts for income taxes under the asset and liability method. Under the asset and liability method, deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheets for accrued liabilities approximate fair values due to the short maturity of those instruments.

         The carrying value and estimated fair value of the Company's long-term debt were $355,587 and $242,500, respectively, at December 31, 1999 and $320,992 and $239,555, respectively, at December 31, 1998. The fair value of the Company's long-term debt was estimated based on quoted market prices. The difference between the carrying amount and the fair value of long-term debt results from changes in the economic conditions of high-yield debt markets from May 4, 1998, when the Company sold its debt securities, to December 31, 1998.

         Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            GST NETWORK FUNDING, INC.

                                 (In thousands)


(2)      FINANCING ARRANGEMENTS

         LONG-TERM DEBT

         The Company's long-term debt consists of the following at December 31, 1999 and 1998:


                                                                                                  December 31,
                                                                                             ----------------------
                                                                                               1999          1998
                                                                                            ----------    ---------
         Senior Secured Discount Notes, interest at 10.5% with semiannual interest
             payments due commencing November 1, 2003, principal due May 1, 2008             $ 355,587    $ 320,997
                                                                                             =========    =========

         ISSUANCE OF SENIOR SECURED DISCOUNT NOTES

         The Company completed a private placement (the May Offering) under an indenture (the Indenture) dated May 4, 1998 of $500,000 aggregate principal amount at maturity ($299,995 initial accreted value) of 10.5% Senior Secured Discount Notes due 2008 (the Senior Secured Discount Notes or the Notes). The Notes were sold at a substantial discount, and there will be no accrual of interest prior to May 2003 and no cash payment of interest until November 2003. The net proceeds from the sale of the Notes, approximately $288,900, are restricted for the acquisition of telecommunications equipment and other related costs as defined in the Indenture. The Notes are subject to certain debt covenants. Pursuant to the Indenture, all purchased equipment will be sold to GST USA for use in its telecommunications operations. In exchange for the purchased equipment, GST USA will issue to the Company intercompany notes due May 1, 2003 (the Intercompany Notes). Additionally, in consideration for the Company making the net proceeds from the Notes available to GST USA and for the Company facilitating the purchase of GST USA's equipment, on each May 1 and November 1, GST USA will pay to the Company a commitment fee equal to 4.5% per annum of the amount by which the $500,000 principal amount at maturity exceeds the amount of the Intercompany Notes then outstanding. The commitment fee will be paid semiannually, commencing November 1, 1998, by GST USA issuing promissory notes due May 1, 2003 (the Fee Notes) to the Company in the amount of such fees. The Fee Notes and Intercompany Notes will bear interest at 12.5% per annum, compounding semiannually, and will be guaranteed by GST. The Notes are secured by the restricted investment securities purchased with the proceeds from the sale of the Notes, and will be secured by any equipment purchased with such proceeds, the Fee Notes and Intercompany Notes.

         The Indenture provides that GST USA will assume and become a direct obligor on the Notes and GST will guarantee the Notes on May 1, 2003, or earlier if permitted by the terms of their existing debt. Once assumed, the Notes will be senior secured indebtedness of GST USA and the note guarantee will be senior unsecured indebtedness of GST.

         The Notes are redeemable at the option of GST USA, in whole or in part, at any time, on or after May 1, 2003 initially at 105.25% of their principal amount at maturity, plus accrued and unpaid interest, declining ratably to 100% on or after May 1, 2006. If on May 1, 2003, GST USA is prohibited from assuming all of the Notes, the Company will redeem the portion of the Notes that cannot be assumed at 105.25% of their principal amount at maturity, plus accrued interest and unpaid interest.

                            GST NETWORK FUNDING, INC.

                                 (In thousands)

         DEBT COVENANTS AND CLASSIFICATION OF LONG-TERM DEBT

         In November 1998, the Company informed the trustee who represents the holders of the Notes that it may have violated certain technical covenants contained in the Indentures related to such notes. In particular, the Company advised the trustee that the transfer to Global Light Telecommunications, Inc. (Global) of its interest in a telecommunications project to be developed in Mexico may have constituted a violation of certain provisions in the indentures.
         In February 1999, the trustee informed the noteholders of the potential violations. The noteholders have not declared a default, as defined within the indentures of the Notes.

         On September 16, 1999, the Company received $30,000 in cash from Global and others in connection with the settlement of various lawsuits and has taken other actions to cure the potential technical violations. As a result, the Company believes that there is currently no basis on which the noteholders could declare a default under the indentures relating to the Company's debt issuance. Accordingly, the Company has classified the related debt obligation as non-current in the accompanying balance sheets.


(3)      RELATED PARTY TRANSACTIONS

         The Company acts as a purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the May Offering.
         The note receivable from parent of $319,336 and $71,342, at December 31, 1999 and 1998, respectively, represents equipment purchases for GST USA and compounded interest. The note receivable is guaranteed by GST and bears interest at 12.5%, compounded semiannually on May and November 1, and is payable in full on May 1, 2003. Interest income earned on the note receivable from parent totaled $23,877 and $743 for the year ended December 31, 1999 and the period from April 16, 1998 (date of inception) to December 31, 1998, respectively.

         As discussed in note 2, GST USA pays a commitment fee to the Company in consideration for the Company facilitating the purchase of equipment for GST USA. Commitment fee income totaled $10,686 and $14,256 for the year ended December 31, 1999 and the period from April 16, 1998 (date of inception) to December 31, 1998, respectively. Interest income on the Fee Notes totaled $2,217 and $230 for the year ended December 31, 1999 and the period from April 16, 1998 (date of inception) to December 31, 1998, respectively.

         The payable to parent of $4,306 and $519 at December 31, 1999 and, 1998 respectively, consists of cash advances from GST USA for the purchase of equipment and the payment of expenses related to the May Offering.

                            GST NETWORK FUNDING, INC.

                                 (In thousands)

(4)      INCOME TAXES

         Income tax expense consists of:

                                                                                                  PERIOD FROM APRIL 16, 1998
                                                                                                    (DATE OF INCEPTION) TO
                                                          DECEMBER 31, 1999                            DECEMBER 31, 1998
                                              ----------------------------------------     -----------------------------------------
                                               CURRENT        DEFERRED        TOTAL         CURRENT        DEFERRED        TOTAL
                                              ----------     ----------     ----------     ----------     ----------     ----------

         Federal.........................     $   14,355     $     ---      $   14,355     $    8,472     $     ---      $    8,472

         State...........................            ---           ---             ---            ---           ---             ---
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                              $   14,355     $     ---      $   14,355     $    8,472     $     ---      $    8,472
                                              ----------     ----------     ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------     ----------     ----------

         The provision for income taxes differs from the "expected" amount computed by applying the U.S. federal corporate rate as follows:

                                                                  PERIOD FROM
                                                                 APRIL 16, 1998
                                                                    (DATE OF
                                                YEAR ENDED        INCEPTION) TO
                                                DECEMBER 31,       DECEMBER 31,
                                                  1999                1998
                                              --------------     --------------

         Computed "expected"
             income tax benefit..........     $    1,857         $      947

         Effect of change in
             valuation allowance.........         12,498              7,525
                                              --------------     --------------
         Actual tax expense..............     $   14,355         $    8,472
                                              --------------     --------------
                                              --------------     --------------

       The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998, are derived primarily from interest expense not currently deductible for tax purposes. Gross deferred tax assets and liabilities amount to $20,023 and $-0-, respectively, at December 31, 1999, and $7,525 and $-0-, respectively, at December 31, 1998.

       The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $20,023 and $7,525, respectively. The net change in the total valuation allowance for the year ended December 31, 1999 and the period from April 16, 1998 (date of inception) to December 31, 1998 was an increase of $12,498 and an increase of $7,525, respectively.

       The Company files consolidated income tax returns with its parent corporation. However, income tax expense (benefit) is computed as if the Company filed on a single entity basis. The tax related balance due to the parent corporation as of December 31, 1999 and 1998 was $22,827 and $8,472, respectively.