Form 10-Q
period 2000-03-31
GST NETWORK FUNDING INC
filed 2000-06-23
CIK 1061456

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 [ X ]    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000
                               --------------

                                                 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 [   ]    EXCHANGE ACT OF 1934


For the transition period from          to
                              ---------

                        Commission file number 000-22330
                                               ---------

                            GST NETWORK FUNDING, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



        Delaware                                                                               13-4001870
----------------------                                                                         ----------
(State or Other Jurisdiction                                                           (IRS Employer Identification
 of Incorporation or Organization)                                                   Number)


        4001 Main Street, Vancouver, WA                                                             98663
---------------------------------------                                                           -------
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

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---    ---

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 22, 2000, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

                            GST NETWORK FUNDING, INC.
                            -------------------------


                                      INDEX

                                                                                                                PAGE(S)
                                                                                                                -------
                                                   PART I: FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS:
               Balance Sheets - March 31, 2000 and December 31, 1999                                                 2

               Statements of Operations
               - Three Months Ended March 31, 2000 and 1999                                                          3

               Statements of Cash Flows
               - Three Months Ended March 31, 2000 and 1999                                                          4

               Notes to Financial Statements                                                                         5

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE
               NARRATIVE)                                                                                            5-6

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            6

                                                   PART II: OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                                      7


SIGNATURES                                                                                                           8


                              GST NETWORK FUNDING, INC.

                                  BALANCE SHEETS

                       (In thousands, except share amounts)

                                    (Unaudited)


                                                                 MARCH 31,            DECEMBER 31,     (1)
                         ASSETS                                    2000                   1999
                                                            --------------------   -------------------

Current assets--
    Cash and cash equivalents......................         $          1,884     $              ---

Restricted investments.............................                    3,412                  9,848
Notes receivable from parent.......................                  319,636                319,336
Commitment fees receivable from parent.............                   26,930                 24,942
Interest receivable from parent....................                   17,675                  6,851
Deferred financing costs, net......................                    8,907                  9,182
                                                            ----------------      -----------------

                                                            $        378,444      $         370,159
                                                            ================      =================

         LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Accrued liabilities                                     $             12      $              18
    Accrued income taxes payable to parent                            27,203                 22,827
    Other payable to parent                                              ---                  4,306
                                                            ----------------      -----------------

                                                                      27,215                 27,151
                                                            ----------------      -----------------

Long-term debt.....................................                  364,762                355,587

Commitments, contingencies and subsequent events

Shareholder's deficit:
    Common stock:
      Authorized - 1,000 of $.01 par
        common shares; issued and
        outstanding - 100 shares...................                       --                     --
    Additional paid-in capital.....................                    2,000                  2,000
    Accumulated deficit............................                  (15,533)               (14,579)
                                                            ----------------       ----------------

                                                                     (13,533)               (12,579)
                                                            ----------------       ----------------

                                                            $        378,444       $        370,159
                                                            ================       ================


(1) The information in this column was derived from GST Network Funding, Inc.'s audited financial statements as of December 31, 1999.

See accompanying notes to financial statements.

                                        GST NETWORK FUNDING, INC.

                                         Statements of Operations

                                              (In thousands)

                                               (Unaudited)


                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                        ------------------------------
                                                            2000             1999
                                                        --------------   -------------
Revenues:
     Interest income                                 $         10,884    $      5,488
     Commitment fee income                                      1,988           3,618
                                                        --------------   -------------

         Total revenues                                        12,872           9,106

Operating costs and expenses--
     Interest expense                                           9,450           8,963
                                                        --------------   -------------

         Income before income taxes                             3,422             143
                                                        --------------   -------------

Income tax expense:
    Current                                                     4,376           3,096
    Deferred                                                      ---             ---
                                                        --------------   -------------

                                                                  ---             ---
                                                        --------------   -------------

         Net loss                                    $          (954)    $    (2,953)
                                                        ==============   =============


See accompanying notes to financial statements.

                                    GST NETWORK FUNDING, INC.

                                     Statements of Cash Flows

                                          (In thousands)

                                           (Unaudited)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                   ------------------------------------------
                                                                         2000                   1999
                                                                  --------------------   --------------------

Operations:
    Net loss..............................................     $              (954)       $        (2,953)
    Items not involving cash:
      Amortization of deferred financing costs............                     275                    276
      Accretion of interest...............................                   9,175                  8,282
    Changes in non-cash operating working capital:
      Commitment fee receivable from parent...............                  (1,988)                (3,618)
      Interest receivable from parent.....................                 (10,824)                (3,241)
      Other accrued liabilities...........................                      (6)                    (6)
      Accrued interest payable............................                      --                    405
      Accrued income taxes payable to parent                                 4,376                  3,096
      Other payable to parent.............................                  (4,306)                    49
                                                                  --------------------   --------------------

              Cash provided by (used in) operations.......                  (4,252)                 2,290
                                                                  --------------------   --------------------
Investing:
    Change in investments restricted for fixed assets
      purchases...........................................                   6,436                 61,959
    Notes receivable from parent..........................                    (300)               (64,249)
                                                                  --------------------   --------------------

              Cash provided by (used in) investing activities                6,136                 (2,290)
                                                                  --------------------   --------------------

              Increase in cash and
                cash equivalents..........................                   1,884                     --

Cash and cash equivalents, beginning of period............                      --                     --
                                                                  --------------------   --------------------

Cash and cash equivalents, end of period..................     $             1,884        $            --
                                                                  ====================   ====================

Supplemental disclosure of cash flow information:
    Cash paid for interest................................     $                --        $            --


See accompanying notes to financial statements.

                           GST NETWORK FUNDING, INC.

                         Notes to Financial Statements

                                  (Unaudited)


1.    BANKRUPTCY PROCEEDINGS AND LETTER OF INTENT

      On May 17, 2000, GST Telecommunications, Inc. ("GST or the Company") (including all of its subsidiaries) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

      On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

      Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

      GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval.

      On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit their bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST Network Funding, Inc. would receive any distribution upon the subsequent liquidation of GST Network Funding, Inc. and the interest of both secured and unsecured creditors may be substantially impaired.

2.    BASIS OF PRESENTATION

      The accompanying financial statements of GST Network Funding, Inc. ("GST Network") have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with GST Network's audited financial statements for the year ended December 31, 1999, as included in GST Network's Report on Form 10-K for the year ended December 31, 1999.

3.    NET LOSS PER SHARE AND SHAREHOLDER'S DEFICIT

      GST Network does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. ("GST USA"), loss per share data is meaningless and is not presented in the accompanying financial statements.

4.    IMPAIRMENT OF ASSETS

      Due to the event described in Note 1 and the potential disposition of substantially all of GST's assets, GST Network is considering if an impairment of assets has occurred during the three months ended June 30, 2000 under SFAS No. 121 "Accounting for the Impairment of Long-Lived assets and for the Long-Lived Assets to be disposed of." If it is determined that an impairment did occur, GST Network believes that it will have a material affect on that period's financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                   CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         GST Network was formed on April 16, 1998 for the purpose of issuing $500.0 million principle amount at maturity of 10.5% Senior Secured Discount Notes (the "Senior Secured Notes") and financing the purchase of telecommunications equipment. GST Network acts as purchasing agent for GST USA and sells to GST USA the equipment it purchases with the proceeds from the Senior Secured Notes Offering. GST Network has only a limited operating history.

         As of March 31, 2000, GST Network had purchased approximately $303.3 million which are of equipment and held restricted investments of approximately $3.4 million which are restricted for the purchase of equipment. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

RECENT DEVELOPMENTS

          On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. GST and its subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No.00-1982 (GMS).

          On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

          Under these proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the court.

          GST has obtained a commitment letter which will provide them, subject to satisfying certain conditions, debtor-in-possession financing for $50 million in cash and the potential for up to an additional $75 million in cash. This debtor-in-possession financing is subject to certain restrictions and is also contingent on court approval. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing.

          Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on its business, or on the interests of creditors and shareholders. However, management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of GST and its subsidiaries.

          On May 16, 2000, GST signed a letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of its assets for $450 million in cash. On June 12, 2000, GST announced that the letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of GST's assets would not be proceeding. On June 13, 2000, GST, with approval of the bankruptcy court, opened the bidding procedures in an auction format for substantially all of its assets. Qualified buyers must submit their bids prior to July 31, 2000, with an auction occurring on August 4, 2000. If such a sale is consummated, it is highly unlikely that the current equity security holders of GST Network would receive any distribution upon the subsequent liquidation of GST Network and the interest of both secured and unsecured creditors may be substantially impaired.

OPERATIONS

          The operations of GST Network are limited to (i) purchasing equipment,
(ii) selling equipment to GST USA, (iii) receiving payments under intercompany notes, (iv) making payments of interest and principal on the Senior Secured Notes, and (v) fulfilling its obligations under the indenture relating to the Senior Secured Notes, the pledge agreement relating to the security interest in the Senior Secured Notes and the registration rights agreement relating to the Senior Secured Notes. GST Network satisfied its obligations under such registration rights agreement in September 1999, upon the consummation of an exchange offer for the Senior Secured Notes.

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

         GST Network does not use derivative financial instruments to manage its interest rate risk. GST Network's long-term debt had a book value of $364,762 and a market value of $205,000 at March 31, 2000.

                           PART II: OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           Reference is made to the report on Form 8-K filed as of May 24, 2000, on which GST reported the following:

                           On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                           On May 17, 2000, we issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for Debtor-In-Possession financing for up to $50 million in cash and the potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to- day operations.

                           We have postponed our shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


      Date: June 22, 2000                    GST NETWORK FUNDING, INC.
            -------------                         (Registrant)


                                             /s/ Donald A. Bloodworth
                                             ----------------------------------
                                             Donald A. Bloodworth,
                                             (Senior Vice President and Chief Financial Officer)
