Form 10-Q
period 2000-06-30
GST NETWORK FUNDING INC
filed 2000-08-18
CIK 1061456

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-9728

GST NETWORK FUNDING, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4001870 (IRS Employer Identification Number)
4001 Main Street, Vancouver, WA (Address of Principal Executive Offices)	98663 (Zip Code)

(360) 356-7100
Registrant's Telephone Number, Including Area Code

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH
IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q
AND IS THEREFORE FILING THIS FORM 10-Q WITH THE
REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 14, 2000, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

GST NETWORK FUNDING, INC.
INDEX

		Page(s)
PART I: Financial Information
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets—June 30, 2000 and December 31, 1999	2
	Statements of Operations —Three and Six Months Ended June 30, 2000 and 1999	3
	Statements of Cash Flows —Six Months Ended June 30, 2000 and 1999	4
	Notes to Financial Statements	5-7
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE)	7-9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
PART II: Other Information
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	10
SIGNATURES		11

Item 1. Financial Statements

GST NETWORK FUNDING, INC.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30, 2000	December 31, 1999(1)
ASSETS
Restricted investments	3,457	9,848
Notes receivable from parent	341,431	319,336
Commitment fees receivable from parent	27,513	24,942
Interest receivable from parent	2,001	6,851
Other receivable from parent	1,332	—
Deferred financing costs, net	8,632	9,182

Total assets	$384,366	$370,159

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities not subject to compromise:
Accrued liabilities	$6	$18
Accrued income taxes payable to parent	29,304	22,827
Other payable to parent	—	4,306

Total current liabilities not subject to compromise	29,310	27,151

Liabilities subject to compromise (see Note 3)	369,505	—
Long-term debt not subject to compromise	—	355,587
Shareholder's deficit:
Common stock:
Authorized—1,000 of $.01 par common shares; issued and outstanding—100 shares	—	—
Additional paid-in capital	2,000	2,000
Accumulated deficit	(16,449)	(14,579)

Total shareholder's deficit	(14,449)	(12,579)

Total liabilities and shareholder's deficit	$384,366	$370,159

(1)
The information in this column was derived from GST Network Funding, Inc.'s audited financial statements as of December 31, 1999.

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.
Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2000	1999	2000	1999
Revenues:
Interest income	$5,597	$7,358	$16,481	$12,846
Commitment fee income	583	3,360	2,571	6,978

Total revenues	6,180	10,718	19,052	19,824
Operating costs and expenses:
Interest expense (contractual interest of $4,776 not recorded for the three- and six-month periods ended June 30, 2000)	4,995	9,083	14,445	18,046

Income before reorganization expenses and income taxes	1,185	1,635	4,607	1,778
Reorganization expenses (see Note 4)	—	—	—	—

Income before income taxes	1,185	1,635	4,607	1,778

Income tax (benefit) expense:
Current	2,101	3,644	6,477	6,740
Deferred	—	—	—	—

	2,101	3,644	6,477	6,740

Net income (loss)	$(916)	$(2,009)	$(1,870)	$(4,962)

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2000	1999
Operations:
Net income (loss)	$(1,870)	$(4,962)
Items not involving cash:
Amortization of deferred financing costs	550	552
Accretion of interest	13,894	16,853
Changes in non-cash operating working capital:
Commitment fee receivable from parent	(2,571)	(6,979)
Interest receivable from parent	4,850	(3,119)
Other accrued liabilities	(6)	241
Accrued interest payable	—	(396)
Accrued income taxes payable to parent	6,477	6,740
Other payable to parent	(5,620)	172

Cash provided by operations	15,704	9,102

Investing:
Change in investments restricted for fixed assets purchases	6,391	110,304
Notes receivable from parent	(22,095)	(119,406)

Cash used in investing activities	(15,704)	(9,102)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.

Notes to Financial Statements

(Unaudited)

1.  BANKRUPTCY PROCEEDINGS

    On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company"), and its subsidiaries, including GST Network Funding, Inc. and GST USA, Inc., filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, the Debtors also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on its business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court, in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids prior to August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If such a sale is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

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

3.  LIABILITIES SUBJECT TO COMPROMISE

    As of June 30, 2000, liabilities subject to compromise consist of the following:

Accounts payable	$18
Accrued liabilities	6
Long-term debt	369,481

Total	$369,505

4.  REORGANIZATION EXPENSES

    No reorganization expenses related to the Chapter 11 filing were recorded by GST Network for the three- and six-month periods ended June 30, 2000. All recorded expenses for those periods are included in GST and GST USA's financial statements.

5.  NET LOSS PER SHARE AND SHAREHOLDER'S DEFICIT

    GST Network does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, Inc. ("GST USA"), loss per share data is meaningless and is not presented in the accompanying financial statements.

6.  INTERCOMPANY RECEIVABLES AND IMPAIRMENT OF ASSETS

    The bidding and auction processes described in Note 1 could ultimately result in the sale of substantially all of the Company's assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer to purchase substantially all of the Company's assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot predict the values of the final bid(s) or whether those bids will be acceptable to the creditors. The Company has determined that pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," no impairment of assets existed as of June 30, 2000.

    Total revenue includes $6,201 and $9,044 for the three months ended June 30, 2000 and 1999, respectively, and $19,012 and $16,132 for the six months ended June 30, 2000 and 1999, respectively, of interest and commitment fee income due from GST Network's parent, GST USA. As of, June 30, 2000, receivables from GST USA, including notes receivable, commitment fees receivable and accrued interest receivable, totaled $370,945. The degree to which such amounts are collectible by GST

Network would be impacted by an impairment of fixed assets associated with the equipment purchased with proceeds from GST Network's $500.0 million principal amount at maturity 10.5% Senior Secured Discount Notes.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding GST Network Funding, Inc.'s ("GST Network" or the "Company") strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

    Certain statements contained in this Quarterly Report, including without limitation, statements containing the words "will," "anticipate," "believe," "intend," "estimate," "expect," "project" and words of similar import, constitute forward-looking statements, although not all forward-looking statements contain such identifying words. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following:

  •
  the uncertainty of our future as a result of filing for protection under bankruptcy law;

  •
  the significant amount of our indebtedness;

  •
  our limited operating history and expectation of operating losses;

  •
  the availability and terms of the significant additional capital required to fund our expansion;

  •
  the extensive competition we expect to face in each of our markets;

  •
  our dependence on sophisticated information and processing systems;

  •
  our ability to manage growth;

  •
  our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions;

  •
  technological change; and

  •
  changes in, or the failure to comply with, existing government regulations.

All forward-looking statements speak only as of the date of this Quarterly Report. We do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements.

Overview

    GST Network was formed on April 16, 1998 for the purpose of issuing $500.0 million principle amount at maturity of 10.5% Senior Secured Discount Notes (the "Senior Secured Notes") and financing the purchase of telecommunications equipment. GST Network acts as purchasing agent for

GST USA, Inc. ("GST USA") and sells to GST USA the equipment it purchases with the proceeds from the Senior Secured Notes offering. GST Network has only a limited operating history.

    As of June 30, 2000, GST Network had purchased approximately $303.3 million of equipment and held restricted investments of approximately $3.5 million restricted for the purchase of equipment. All of such equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST Telecommunications, Inc. ("GST").

Recent Developments

    On May 17, 2000, GST and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the District of Delaware. We are currently operating as debtors-in-possession under the supervision of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

    On May 17, 2000, we also commenced ancillary proceedings under the Companies' Creditors Arrangement Act in Canada in the Ontario Superior Court of Justice.

    Under the proceedings, substantially all liabilities, litigation and claims pending against the Debtors in existence at the filing date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court.

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50 million and the potential for up to an additional $75 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40 million of the $50 million in financing mentioned above. Based upon current unencumbered assets, the additional $10 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors and shareholders. Management believes that it is highly unlikely that current equity security holders will receive any distribution under any reorganization or liquidation of our assets.

    On May 16, 2000, we signed a letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets for $450 million in cash. On June 12, 2000, we announced that the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of GST's assets would not be proceeding.

    On June 13, 2000, we opened the bidding procedures, with the approval of the Bankruptcy Court, in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids no later than August 11, 2000. The bids are currently being evaluated. An auction will occur on August 22, 2000, and if such auction results in a bid or series of bids for the assets of GST satisfactory to the Company and its creditors, then we anticipate a Bankruptcy Court hearing on August 25, 2000 to result in an order confirming a sale, with such sale expected to close prior to the end of the year. If a sale of our assets is consummated, it is highly unlikely that our current equity security holders would receive any distribution upon our subsequent liquidation and the interest of both secured creditors and unsecured creditors may be substantially impaired. If a sale of all or a portion of the Company's assets is not completed, we will either reorganize our remaining operations or liquidate the unsold assets.

    The bidding and auction processes could ultimately result in the sale of substantially all of our assets. Although the Company and its creditors are not required to accept any offer, it is possible that the Company's creditors would accept an offer or offers to purchase substantially all of our assets for less than the current book value of those assets. Such a transaction could result in an impairment of assets. Until the auction has been completed, the Company cannot currently predict the values of the final bid(s) or if those bids will be acceptable to the creditors. The Company has determined that no impairment of assets existed as of June 30, 2000.

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

    GST Network does not use derivative financial instruments to manage its interest rate risk. GST Network's long-term debt had a book value of $369,481 and a market value of approximately $245,000 at June 30, 2000.

PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        Exhibit 27  Financial Data Schedule

  (b)
  Reports on Form 8-K

    Reference is made to the report on Form 8-K filed on May 24, 2000, on which we reported the following:

    On May 17, 2000, we filed a voluntary petition for bankruptcy under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware. Pursuant to the bankruptcy filing, we have remained in possession of our assets and properties, and our business and affairs will continue to be managed by our directors and officers, subject in each case to the supervision of the Bankruptcy Court.

    On May 17, 2000, we issued a press release, addressing our voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, our letter of intent with Time Warner Telecom, Inc. for the sale of substantially all of our assets, and our receipt of a commitment for debtor-in-possession financing for up to $50 million in cash and potential for up to an additional $75 million in cash (subject to certain restrictions and court approval) to continue day-to-day operations.

    We postponed our annual shareholders' meeting that had been scheduled for June 8, 2000. Our plan is to hold an annual shareholders' meeting in the course of our restructuring. On May 24, 2000, we issued a press release regarding this matter.

    Reference is made to the report on Form 8-K filed on June 12, 2000, on which we reported the following:

    On June 12, 2000, we issued a press release, stating that we will not be proceeding pursuant to the letter of intent with Time Warner Telecom, Inc., for the sale of substantially all of our assets. Also, it stated that we would seek approval of an open bidding process from the Bankruptcy Court with jurisdiction over our bankruptcy proceedings.

    On June 13, 2000, we announced that approval from the Bankruptcy Court was received to start an open bidding process for the sale of substantially all of our assets. The bidding procedures stipulate that qualified buyers were required to submit their bids no later than July 31, 2000, and that an auction would be conducted on August 4, 2000. (These dates were later extended to August 11, 2000, and August 22, 2000, respectively.)

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date: August 18, 2000	GST NETWORK FUNDING, INC. (Registrant)
/s/ DONALD A. BLOODWORTH Donald A. Bloodworth, (Senior Vice President and Chief Financial Officer)

QuickLinks

GST NETWORK FUNDING, INC. INDEX
Item 1. Financial Statements
GST NETWORK FUNDING, INC. Statements of Operations (In thousands) (Unaudited)
GST NETWORK FUNDING, INC. Statements of Cash Flows (In thousands) (Unaudited)
SIGNATURES