Form 10-Q
period 2000-09-30
GST NETWORK FUNDING INC
filed 2000-11-20
CIK 1061456

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 14, 2000, there were outstanding 100 shares of common stock, $.01 par value per share, of the Registrant.

GST NETWORK FUNDING, INC.
INDEX

		Page(s)
	PART I: Financial Information
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheets—September 30, 2000 and December 31, 1999	2
	Statements of Operations—Three and Nine Months Ended September 30, 2000 and 1999	3
	Statements of Cash Flows—Nine Months Ended September 30, 2000 and 1999	4
	Notes to Financial Statements	5
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REDUCED DISCLOSURE NARRATIVE)	6-9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
	PART II: Other Information
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	9
SIGNATURES		10

ITEM 1. FINANCIAL STATEMENTS
GST NETWORK FUNDING, INC.
BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	September 30, 2000	December 31, 1999(1)
Current assets—
Cash and cash equivalents	—	—
Restricted investments	3,510	9,848
Notes receivable from parent (see Note 6)	341,431	319,336
Commitment fees receivable from parent (see Note 6)	27,511	24,942
Interest receivable from parent (see Note 6)	2,001	6,851
Other receivable from parent (see Note 6)	1,322	—
Deferred financing costs, net	8,356	9,182

Total assets	$384,131	$370,159

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities not subject to compromise:
Accrued liabilities	$12	$18
Accrued income taxes payable to parent	29,318	22,827
Other payable to parent	—	4,306

Total current liabilities not subject to compromise	29,330	27,151

Liabilities subject to compromise (see Note 3)	369,499	—

Long-term debt	—	355,587

Shareholder's deficit:
Common stock:
Authorized—1,000 of $.01 par common shares; issued and outstanding—100 shares	—	—
Additional paid-in capital	2,000	2,000
Accumulated deficit	(16,698)	(14,579)

Total shareholder's deficit	(14,698)	(12,579)

Total liabilities and shareholder's deficit	$384,131	$370,159

(1)
The information in this column was derived from GST Network Funding, Inc.'s audited financial statements as of December 31, 1999.

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.
Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenues:
Interest income	$40	8,553	16,521	21,400
Commitment fee income	—	2,267	2,571	12,461

Total revenues	40	10,820	19,092	33,861
Operating costs and expenses:
Interest expense (contractual interest of $9,655 and $14,431 not recorded for the three- and nine-month periods ended September 30, 2000)	275	9,414	14,720	27,461

Income before reorganization expense and income taxes	(235)	1,406	4,372	6,400

Reorganization expenses (see Note 4)	—	—	—	—

Income (loss) before income taxes	(235)	1,406	4,372	6,400

Income tax expense:
Current	14	3,679	6,491	11,513
Deferred	—	—	—	—

	14	3,679	6,491	11,513

Net loss	$(249)	$(2,273)	$(2,119)	$(5,113)

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.
Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Operations:
Net loss	$(2,119)	(5,113)
Items not involving cash:
Amortization of deferred financing costs	826	827
Accretion of interest	13,894	25,568
Changes in non-cash operating working capital:
Commitment fee receivable from parent	(2,571)	(12,461)
Interest receivable from parent	4,850	(10,629)
Other accrued liabilities	—	(22)
Accrued interest payable	—	291
Pre-petition accounts payable and accrued liabilities	(6)
Accrued income taxes payable to parent	6,491	11,513
Other payable to parent	(5,608)	201

Cash provided by operations	15,757	10,175

Investing:
Change in investments restricted for fixed assets purchases	6,338	173,909
Notes receivable from parent	(22,095)	(184,084)

Cash used in investing activities	(15,757)	(10,175)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

GST NETWORK FUNDING, INC.
Notes to Financial Statements
(Unaudited)

1.  BANKRUPTCY PROCEEDINGS

    On May 17, 2000, GST Telecommunications, Inc. ("GST" or the "Company"), and its subsidiaries, including GST Network Funding, Inc. ("GST Network") and GST USA, Inc. ("GST USA"), filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware ("Bankruptcy Code"). The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

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

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50,000 and the potential for up to an additional $75,000 in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30,000 of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40,000 of the $50,000 in financing mentioned above. Based upon current unencumbered assets, the additional $10,000 is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility, or sought bondholder consent.

    On June 13, 2000, we opened the bidding procedures with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids as of August 11, 2000. On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses, for $690,000. On September 21, 2000, the Bankruptcy Court approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the sale is anticipated in the last quarter of 2000, or first quarter of 2001, subject to regulatory approvals and other customary terms and conditions. In addition, the Company is seeking purchasers for certain of its remaining assets.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors.

2.  BASIS OF PRESENTATION

    The accompanying financial statements of GST Network have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or for subsequent periods. These financial statements should be read in conjunction with the GST Network's audited financial statements for the year ended December 31, 1999, as included in GST Network's Report on Form 10-K for the year ended December 31, 1999.

3.  LIABILITIES SUBJECT TO COMPROMISE

    As of September 30, 2000, liabilities subject to compromise consist of the following:

Accounts payable	$18
Long-term debt	369,481

Total	$369,499

4.  REORGANIZATION EXPENSES

    No reorganization expenses related to the Chapter 11 filing, were recorded by GST Network for the three- and nine-month periods ended September 30, 2000. All recorded expenses for those periods are included in GST's financial statements.

5.  NET LOSS PER SHARE AND SHAREHOLDER'S DEFICIT

    GST Network does not have equity instruments that are considered common stock equivalents, and, as weighted average common shares total only 100 for the periods presented, all of which are owned by GST USA, loss per share data is meaningless and is not presented in the accompanying financial statements.

6.  IMPAIRMENT OF ASSETS AND COLLECTABILITY OF INTERCOMPANY RECEIVABLES

    As a result of entering into the definitive asset purchase agreement with Time Warner Telecom Inc. in the amount of $690,000 and anticipated proceeds from the sale or sales of all remaining assets, GST USA recorded an impairment charge, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," of $256,000 during the three-months ended September 30, 2000.

    As a result of GST USA's decision to sell its assets for less than the book value of those assets, the collectability of GST Network's receivables from GST USA, which total $372,265 at September 30, 2000, is in doubt. While it is likely that these receivables are impaired, the extent of impairment is not currently measurable. The amount collected by GST Network will be determined upon the completion of all asset sales and the allocation of proceeds via the bankruptcy process.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report contains "forward-looking statements" within the meaning of the securities laws. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements included in this Quarterly Report, other than statements of historical facts, are forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding GST Network strategy, future operations, financial position, projected costs, prospects, plans and objectives of management.

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

Overview

    GST Network was formed on April 16, 1998, for the purpose of issuing $500.0 million principle amount at maturity of 10.5% Senior Secured Discount Notes (the "Senior Secured Notes") and financing the purchase of telecommunications equipment. GST Network acts as purchasing agent for GST USA, and sells to GST USA the equipment it purchases with the proceeds from the Senior Secured Notes Offering. GST Network has only a limited operating history.

    As of September 30, 2000, GST Network had purchased approximately $303.3 million of equipment and held restricted investments of approximately $3.5 million restricted for the purchase of equipment. All of the equipment has been sold to GST USA in exchange for intercompany notes. Ultimately, such equipment is leased by GST USA to the various operating subsidiaries of GST.

Recent Developments

    On May 17, 2000, GST and its subsidiaries, including GST Network and GST USA, filed voluntary petitions for protection from creditors under Chapter 11 of the United States Bankruptcy Code in the District of Delaware. The Company and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the

District of Delaware (the "Bankruptcy Court"). The Chapter 11 cases have been consolidated for the purpose of joint administration under Case No. 00-1982 (GMS).

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

    On May 11, 2000, we obtained a commitment letter from Heller Financial, Inc. ("Heller") which will provide us, subject to satisfying certain conditions, debtor-in-possession financing for $50.0 million and the potential for up to an additional $75.0 million in cash. On May 26, 2000, the Bankruptcy Court entered an order approving the initial $30.0 million of this financing. On July 26, 2000, the Bankruptcy Court entered an order providing a superpriority interest for Heller over the secured debt of existing bondholders, upon the consent of a majority of the secured bondholders, which will in turn permit Heller to provide approximately $40.0 million of the $50.0 million in financing mentioned above. Based upon current unencumbered assets, the additional $10.0 million is available without the consent of the bondholders. To date, we have not drawn on the Heller credit facility, or sought bondholder consent.

    On June 13, 2000, we opened the bidding procedures with the approval of the Bankruptcy Court in an auction format for substantially all of our assets. After an extension of the original bid and auction dates, qualified buyers were required to submit their bids as of August 11, 2000. On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses, for $690.0 million. On September 21, 2000, the Bankruptcy Court approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the sale is anticipated in the last quarter of 2000, or first quarter of 2001, subject to regulatory approvals and other customary terms and conditions. In addition, the Company's seeking purchasers for certain of its remaining assets.

    On July 26, 2000, the Bankruptcy Court approved the modification of existing construction and capacity contracts between us and 360networks, Level (3) Communications ("Level (3)"), and Williams Communications ("Williams"). We agreed to assume certain of our contracts with the three companies within the meaning of the Bankruptcy Code and to make other commitments, in return for which 360networks, Level (3), and Williams agreed to various changes in their relationships with us. The commitments by 360networks, Level (3), and Williams resulted in the acceleration of cash paid to us for our provision of conduits or fiber to the three companies and reduce the near-term cash paid by us for certain construction obligations, resulting in a net cash flow benefit of approximately $26.0 million, of which approximately $20.0 million had been realized as of September 30, 2000. These modifications, in addition to the Heller credit facility, should enable us to finance our operations pending disposition of our assets.

    For the three-months ended September 30, 2000, GST USA recorded an impairment of assets charge of $256.0 million. As a result of GST USA's decision to sell its assets for less than the book value of those assets, the collectability of GST Network's receivables from GST USA, which total $372,265 at September 30, 2000, is in doubt. While it is likely that these receivables are impaired, the extent of impairment is not currently measurable. The amount collected by GST Network will be determined upon the completion of all asset sales and the allocation of proceeds via the bankruptcy process.

    Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effect of the cases on our business, or on the interests of creditors.

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

    GST Network does not use derivative financial instruments to manage its interest rate risk. GST Network's long-term debt had a book value of $369,481 and a market value of $245,000 at September 30, 2000.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      2(a)
      Asset Purchase Agreement by and among Time Warner Telecom Inc., GST Telecommunications, Inc., GST USA, Inc. and other parties identified therein, dated September 11, 2000, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K dated September 12, 2000.

      27
      Financial Data Schedule (filed herewith)

      (b) Reports on Form 8-K

Reference is made to the report on Form 8-K filed on September 12, 2000, on which we reported the following:

    On September 11, 2000, the Company and Time Warner Telecom Inc. executed a definitive asset purchase agreement which provides for the purchase of substantially all of the Company's assets, excluding certain assets in Hawaii and certain non-core businesses for $690.0 million.

Reference is made to the report on Form 8-K filed on October 4, 2000, on which we reported the following:

    On September 21, 2000, the Company announced the U.S. District Court for the District of Delaware approved the definitive asset purchase agreement between the Company and Time Warner Telecom Inc. Closing of the purchase is subject to regulatory approvals and other customary terms and conditions.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Date November 20, 2000	GST NETWORK FUNDING, INC.
(Registrant)
/s/ DONALD A. BLOODWORTH Donald A. Bloodworth (Senior Vice President and Chief Financial Officer)

QuickLinks

ITEM 1. FINANCIAL STATEMENTS GST NETWORK FUNDING, INC. BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II: OTHER INFORMATION
SIGNATURES